Form 10-K
period 2006-12-31
GE Commercial Mortgage Corporation, Series 2006-C1 Trust
filed 2007-03-30
CIK 1354504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ________to _______

GE Commercial Mortgage Corporation, Series 2006-C1 Trust
(Exact name of issuing entity as specified in its charter)

Commission file number of issuing entity: 333-125248-03

GE Commercial Mortgage Corporation
(Exact name of depositor as specified in its charter)

Commission file number of depositor: 333-125248

General Electric Capital Corporation
(Exact name of the sponsor as specified in its charter)
Bank of America, National Association
(Exact name of the sponsor as specified in its charter)
German American Capital Corporation
(Exact name of the sponsor as specified in its charter)

30-0357388
New York	32-0172437
35-6766485
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o LaSalle Bank National Association, 135 South LaSalle Street, Chicago, Illinois 60603, (312) 904-7323
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

 None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes	☒ No

Indicate by check mark if the registrant is not required to file pursuant to Section 13 or Section 15(d) of the Act. *

☐ Yes	☒ No
*The issuing entity has been required to file reports with respect to the period following the issuance of its securities and ending December 31, 2006.
The issuing entity has filed a Form 15.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.*

☒ Yes	☐ No
*The issuing entity has been required to file reports with respect to the period following the issuance of its securities and ending December 31, 2006.
The issuing entity has filed a Form 15.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes     ☒No

State the aggregate market value of the voting and non voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE

Pooling and Servicing Agreement (Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on April 7, 2006) incorporated by reference in Part IV.

Mortgage Loan Purchase Agreement (Filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on April 7, 2006) incorporated by reference in Part IV.

Mortgage Loan Purchase Agreement (Filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on April 7, 2006) incorporated by reference in Part IV.

Mortgage Loan Purchase Agreement (Filed as Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on April 7, 2006) incorporated by reference in Part IV.

Sub-Servicing Agreement (Filed as Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed on April 7, 2006) incorporated by reference in Part IV.

PART I

Item 1. Business.
Omitted.

Item 1A. Risk Factors.
Omitted.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Omitted.

Item 3. Legal Proceedings.
Omitted.

Item 4. Submission of Matters to a Vote of Security Holders.
Omitted.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.

Item 6. Selected Financial Data.
Omitted.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.
Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Omitted.

Item 8. Financial Statements and Supplementary Data.
Omitted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.

Item 9A. Controls and Procedures.
Omitted.

Item 9A(T). Controls and Procedures.
Omitted.

Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governances.
Omitted.

Item 11. Executive Compensation.
Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.

Item 13. Certain Relationships and Related Transactions, and Director Independences.
Omitted.

Item 14. Principal Accounting Fees and Services.
Omitted.

ADDITIONAL DISCLOSURE ITEMS UNDER REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.
With respect to the 277 Park Avenue Loan, reported net operating income for the related property for the fiscal year ended December 31, 2006 was $67,942,115.00, and as normalized pursuant to the Commercial Mortgage Securities Association NOI Adjustment Worksheet prepared by the related servicer, was $64,933,574.67.

Item 1114(b)(2) and 1115(b) of Regulation AB, Significant Enhancement Provider and Significant Derivatives Provider Financial Information.
Not applicable

Item 1117 of Regulation AB, Legal Proceedings.
Not applicable

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.
GEMSA Loan Services, L.P. acts as a sub-servicer to CBRE Melody of Texas, L.P., which acts as a sub-servicer to Wachovia Bank, National Association, in each case with respect to mortgage loans representing less than 1.0% of the pool.  GEMSA Loan Services, L.P. is 50% owned by General Electric Capital Corporation, a sponsor.

No additional affiliations, certain relationships or related transactions have been identified, other than those previously disclosed in the prospectus filed on March 20, 2006.

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria
The reports on assessment of compliance with servicing criteria for asset-backed securities and related attestation reports are attached hereto under Item 15.

Item 1123 of Regulation AB, Servicer Compliance Statement
The servicer compliance statements are attached hereto under Item 15.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

Exhibit Number		Description
4.1		Pooling and Servicing Agreement (Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on April 7, 2006) (Incorporated by Reference)
31		Rule 13a-14(d)/15(d)-14(d) Certifications
33		Reports on assessment of compliance with servicing criteria for asset-backed securities
	a)	Wachovia Bank, National Association ("Wachovia"), Master Servicer
	b)	LNR Partners, Inc., Special Servicer
	c)	LaSalle Bank National Association, Trustee
	d)	Bank of America, National Association, sub-servicer to Wachovia and master servicer with respect to the 277 Park Avenue and KinderCare Portfolio Loans
	e)	First American Commercial Real Estate Services, Inc., servicing function participant to Wachovia
	f)	Global Realty Outsourcing, Inc., servicing function participant to Wachovia
34		Attestation Reports on assessment of compliance with servicing criteria for asset-backed securities
	a)	Wachovia Bank, National Association, Master Servicer
	b)	LNR Partners, Inc., Special Servicer
	c)	LaSalle Bank National Association, Trustee
	d)	Bank of America, National Association, sub-servicer to Wachovia and master servicer with respect to the 277 Park Avenue and KinderCare Portfolio Loans
	e)	First American Commercial Real Estate Services, Inc., servicing function participant to Wachovia
	f)	Global Realty Outsourcing, Inc., servicing function participant to Wachovia
35		Servicer Compliance Statements
	a)	Wachovia Bank, National Association, Master Servicer
	b)	LNR Partners, Inc., Special Servicer
	c)	LaSalle Bank National Association, Trustee
	d)	Bank of America, National Association, Master Servicer with respect to the 277 Park Avenue Loan
	e)	Bank of America, National Association, Master Servicer with respect to the KinderCare Portfolio Loan
	f)	LNR Partners, Inc., Special Servicer with respect to the 277 Park Avenue and KinderCare Portfolio Loans
	g)	Bank of America, National Association, sub-servicer to Wachovia
	h)	First American Commercial Real Estate Services, Inc., servicing function participant to Wachovia
	i)	GEMSA Loan Services, L.P., as sub-servicer to CBRE Melody of Texas, L.P. as sub-servicer to Wachovia*
99.1		Mortgage Loan Purchase Agreement (Filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on April 7, 2006) (Incorporated by reference)
99.2		Mortgage Loan Purchase Agreement (Filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on April 7, 2006) (Incorporated by reference)
99.3		Mortgage Loan Purchase Agreement (Filed as Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on April 7, 2006) (Incorporated by reference)
99.4		Sub-Servicing Agreement (Filed as Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed on April 7, 2006) (Incorporated by reference)
        *GEMSA Loan Services, L.P. is 50% owned by General Electric Capital Corporation, a sponsor.  It services less than 1.0% of the pool.

(b) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c) Not Applicable.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GE Commercial Mortgage Corporation

March 29, 2007	/s/ Alec Burger
By: Alec Burger
Title: President and Chief Executive Officer; Senior officer in charge of Securitization

EXHIBIT INDEX

Exhibit Number		Description
4.1		Pooling and Servicing Agreement (Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on April 7, 2006) (Incorporated by Reference)
31		Rule 13a-14(d)/15(d)-14(d) Certifications
33		Reports on assessment of compliance with servicing criteria for asset-backed securities
	a)	Wachovia Bank, National Association ("Wachovia"), Master Servicer
	b)	LNR Partners, Inc., Special Servicer
	c)	LaSalle Bank National Association, Trustee
	d)	Bank of America, National Association, sub-servicer to Wachovia and master servicer with respect to the 277 Park Avenue and KinderCare Portfolio Loans
	e)	First American Commercial Real Estate Services, Inc., servicing function participant to Wachovia
	f)	Global Realty Outsourcing, Inc., servicing function participant to Wachovia
34		Attestation Reports on assessment of compliance with servicing criteria for asset-backed securities
	a)	Wachovia Bank, National Association, Master Servicer
	b)	LNR Partners, Inc., Special Servicer
	c)	LaSalle Bank National Association, Trustee
	d)	Bank of America, National Association, sub-servicer to Wachovia and master servicer with respect to the 277 Park Avenue and KinderCare Portfolio Loans
	e)	First American Commercial Real Estate Services, Inc., servicing function participant to Wachovia
	f)	Global Realty Outsourcing, Inc., servicing function participant to Wachovia
35		Servicer Compliance Statements
	a)	Wachovia Bank, National Association, Master Servicer
	b)	LNR Partners, Inc., Special Servicer
	c)	LaSalle Bank National Association, Trustee
	d)	Bank of America, National Association, Master Servicer with respect to the 277 Park Avenue Loan
	e)	Bank of America, National Association, Master Servicer with respect to the KinderCare Portfolio Loan
	f)	LNR Partners, Inc., Special Servicer with respect to the 277 Park Avenue and KinderCare Portfolio Loans
	g)	Bank of America, National Association, sub-servicer to Wachovia
	h)	First American Commercial Real Estate Services, Inc., servicing function participant to Wachovia
	i)	GEMSA Loan Services, L.P., as sub-servicer to CBRE Melody of Texas, L.P. as sub-servicer to Wachovia*
99.1		Mortgage Loan Purchase Agreement (Filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on April 7, 2006) (Incorporated by reference)
99.2		Mortgage Loan Purchase Agreement (Filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on April 7, 2006) (Incorporated by reference)
99.3		Mortgage Loan Purchase Agreement (Filed as Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on April 7, 2006) (Incorporated by reference)
99.4		Sub-Servicing Agreement (Filed as Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed on April 7, 2006) (Incorporated by reference)
     *GEMSA Loan Services, L.P. is 50% owned by General Electric Capital Corporation, a sponsor.  It services less than 1.0% of the pool.